Form 10-K/A
period 2001-12-31
UNION PLANTERS MORTGAGE LOAN TRUST SERIES 2001-UP2
filed 2002-12-18
CIK 1158195

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  333-63752-02

         Union Planters Mortgage Loan Trust
         Mortgage Pass-Through Certificates
         Series 2001-UP2
         (Exact name of registrant as specified in its charter)



   New York                                        52-2338556
                                                   52-2338557
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                                   21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 28, 2002 on behalf of Union Planters Mortgage Loan Trust
  Mortgage Pass-Through Certificates, Series 2001-UP2 established pursuant to the Pooling and Servicing Agreement among Salomon Brothers Mortgage Securities VII, Inc as Depositor, Union Planters PMAC, Inc. as Master Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which Salomon Brothers Mortgage Securities VII, Inc., Mortgage Pass-Through Certificates, Series 2001-UP2 registered under the Securities Act of 1933 (the "Certificates") were issued.



  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.




       a) Union Planters National Bank, as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.




       a) Union Planters National Bank, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On November 07, 2001, December 11, 2001, and January 10, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Union Planters Mortgage Loan Trust
    Mortgage Pass-Through Certificates
    Series 2001-UP2
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   Kwan Lee, as Vice President

  By: /s/  Kwan Lee

  Dated: December 16, 2002



Sarbanes-Oxley Certification


I, Kwan Lee, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Union Planters Mortgage Loan Trust Mortgage Pass-Through Certificates Series 2001-UP2.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Kwan Lee
      [Signature]


      Vice President
      [Title]


  Exhibit Index

  Exhibit No.

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


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) Union Planters National Bank, as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) Union Planters National Bank, as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.

  <F2> Previously filed.

EX 99.1 (a)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
1000 Morgan Keegan Tower
Fifty North Front Street
Memphis TN 38103
Telephone (901) 522 2000
Facsimile(901) 523 2045

Report of Independent Accountants

To the Board of Directors and Shareholders of Union Planters Corporation and
Union Planters Bank, N.A.


We have examined management's assertion about Union Planters Bank, N.A (including Union Planters Mortgage) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001, included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.

March 15, 2002


EX 99.2 (a)

UNION
PLANTERS
CORPORATION   (logo)

Exhibit 1

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 15, 2002


As of and for the year ended Dccember 31, 2001, Union Planters Bank, N.A and its subsidiaries (including Union Planters Mortgage) (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this sample period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $25,000,000 and $25,000,000, respectively.

Lou Ann Poynter
Senior Executive Vice President
Mortgage Banking

Douglas R. Miller
Executive Vice President and
President & Chief Executive Officer
of Union Planters Mortgage Company

P.0. Box 387 - Memphis, Tennessee 38147


EX 99.3 (a)

UNION
PLANTERS
PMAC    (logo)

Portfolio Mortgage Administration Center

March 29, 2002

Wells Fargo Bank Minnesota, N.A
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Mmnesota, N.A.,

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
(if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

Post Office Box 18001, Hattiesburg, Mississippi 39404-8001
215 Forrest Street, Hattiesburg, Mississippi 39401-3476
601-554-2000 * WATS 1-800-986-2462  www.unionplanters.com /mortgage



Wells Fargo Bank Minnesota, N.A.
March 29, 2002
Page 2

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property requited per section 6050H, 6050J and 6050P of the Interrial Revenue Code, respectively, have been prepared and filed.

Certified By:
Morgan McCarty

Senior Vice President and
President & Chief Executive Officer of
Union Planters Mortgage, Inc. (Formerly Union Planters PMAC)

3-29-02
Date